Form 10-Q
period 2026-09-30
SLR Secured Specialty Lending Fund
filed 2026-11-03
CIK 2136418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2026

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-02029

SLR Secured Specialty Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	42-6842219
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of September 30, 2026, there was no established public market for the registrant’s shares. The issuer had 8,004,488 shares outstanding as of October 30, 2026, comprised of 6,092,288 Class I shares, 1,512,200 Class F shares and 400,000 Class D shares, respectively.

SLR SECURED SPECIALTY LENDING FUND

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us”, and “our” refer to SLR Secured Specialty Lending Fund unless the context states otherwise.

Item 1. Financial Statements

SLR SECURED SPECIALTY LENDING FUND

Consolidated Statement of Assets and Liabilities (unaudited)

(in thousands, except share and per share amounts)

September 30, 2026 (unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost: $134,788)	$134,788
Cash	149,778
Receivable from Adviser	554
Deferred offering charges	613
Prepaid expenses	36
Total assets	$285,769
Liabilities
Payable for investments purchased	$134,788
Other liabilities and accrued expenses	989
Total liabilities	$135,777
Commitments and contingencies (see note 6)
Net Assets
Common stock, par value $0.001 per share (6,000,000 shares issued and outstanding)	150,000
Accumulated distributable net loss	(8)
Total net assets	$149,992
Net asset value per share	$25.00

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Consolidated Statement of Operations (unaudited)

(in thousands, except share and per share amounts)

For the period July 29, 2026 (inception) to September 30, 2026*
Investment Income:
Interest income from non-controlled/non-affiliated investments	$—
Total investment income	—
Expenses:
Management fees (see note 3)	$10
Organizational expense	520
Other general and administrative expenses	42
Total expenses	572
Management fees waived (see note 3)	(10)
Expense limitation (see note 3)	(554)
Net expenses	8
Net investment loss	$(8)
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated investments	$—
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	—
Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments	—
Net Decrease in Net Assets Resulting From Operations	$(8)
LOSS PER SHARE	$—

* Commencement of operations occurred on September 29, 2026

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Consolidated Statement of Changes in Net Assets (unaudited)

(in thousands, except share amounts)

For the period July 29, 2026 (inception) to September 30, 2026*
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(8)
Net realized gain (loss)	—
Net change in unrealized gain (loss)	—
Net decrease in net assets resulting from operations	(8)
Increase in net assets resulting from capital activity (see note 7):
Net proceeds from shares sold	150,001
Cancellation	(1)
Net increase in net assets resulting from capital activity	150,000
Total increase in net assets	149,992
Net assets, beginning of period	—
Net assets, end of period	$149,992
Capital share activity (see note 7):
Shares sold	6,000,040
Shares cancelled	(40)
Net increase from capital share activity	6,000,000

* Commencement of operations occurred on September 29, 2026

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

For the period July 29, 2026 (inception) to September 30, 2026*
Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(8)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	—
Net change in unrealized (gain) loss on investments	—
(Increase) decrease in operating assets:
Purchase of investments	(134,788)
Receivable from Adviser	(554)
Deferred offering charges	(613)
Prepaid expenses	(36)
Increase (decrease) in operating liabilities:
Payable for investments purchased	134,788
Other liabilities and accrued expenses	989
Net Cash Used in Operating Activities	(222)
Cash Flows from Financing Activities:
Net proceeds from shares sold	150,001
Cancellation of shares	(1)
Net Cash Provided by Financing Activities	150,000
NET INCREASE IN CASH	149,778
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$149,778

* Commencement of operations occurred on September 29, 2026

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(in thousands)

Description	Industry	Spread above Index (2)	Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 89.9%
Alkeme Intermediary Holdings, LLC	Insurance	S+500	1.00%	9.07%	9/2026	11/2028	$19,752	$19,752	$19,752
Ardelyx, Inc.(4)	Pharmaceuticals	S+455	3.50%	8.29%	9/2026	7/2030	19,784	20,180	20,180
Blazing Star Parent, LLC	Consumer Staples Distribution & Retail	S+700	1.00%	10.76%	9/2026	8/2030	4,355	4,355	4,355
Centinel Spine, LLC	Health Care Equipment & Supplies	S+530	4.35%	9.65%	9/2026	3/2030	4,079	4,216	4,216
CVAUSA Management, LLC	Health Care Providers & Services	S+525	1.00%	9.15%	9/2026	5/2029	12,325	12,325	12,325
Exactcare Parent, Inc.	Health Care Providers & Services	S+550	1.00%	9.26%	9/2026	11/2029	4,125	4,125	4,125
EyeSouth Eye Care Holdco LLC	Health Care Providers & Services	S+550	1.00%	9.28%	9/2026	10/2029	3,577	3,577	3,577
Fertility (ITC) Investment Holdco, LLC	Health Care Providers & Services	S+500	0.75%	8.84%	9/2026	1/2029	1,371	1,371	1,371
Pinnacle Fertility, Inc.	Health Care Providers & Services	S+450	0.75%	8.34%	9/2026	3/2028	4,333	4,333	4,333
Plastics Management, LLC	Health Care Providers & Services	S+500	1.00%	8.73%	9/2026	8/2029	9,008	9,008	9,008
ReFocus Management Services, LLC	Health Care Providers & Services	S+500	1.00%	8.76%	9/2026	2/2029	6,456	6,456	6,456
Treace Medical Concepts, Inc.(4)	Life Sciences Tools & Services	S+505	3.00%	8.79%	9/2026	1/2031	4,079	4,071	4,071
WALCO Funding, LLC	Financial Services	S+785	1.00%	11.75%	9/2026	12/2028	7,534	7,534	7,534
Western Veterinary Partners LLC	Diversified Consumer Services	S+525	1.00%	9.09%	9/2026	10/2027	16,004	16,004	16,004
Wilbur-Ellis Holdings II, LLC	Fertilizer & Agricultural Chemicals	S+400	1.00%	7.71%	9/2026	6/2030	4,833	4,833	4,833
World Insurance Associates, LLC	Insurance	S+500	1.00%	9.07%	9/2026	4/2030	12,648	12,648	12,648
Total Bank Debt/Senior Secured Loans								$134,788	$134,788
Total Investments(3)— 89.9%								$134,788	$134,788
Assets in Excess of Other Liabilities — 10.1%									15,204
Net Assets — 100.0%									$149,992

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or the prime index rate (“PRIME” or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment, the Company has provided the current interest rate in effect as of September 30, 2026.
(2)
Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the SOFR or PRIME rate. These instruments are often subject to a SOFR or PRIME rate floor.
(3)
Aggregate net unrealized depreciation for U.S. federal income tax purposes is $0; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $0 and $0, respectively, based on a tax cost of $134,788. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.
(4)
Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2026, on a fair value basis, non-qualifying assets in our portfolio represented 8.5% of the total assets of the Company.

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2026

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2026
Health Care Providers & Services	30.6%
Insurance	24.0%
Pharmaceuticals	15.0%
Diversified Consumer Services	11.9%
Financial Services	5.6%
Fertilizer & Agricultural Chemicals	3.6%
Consumer Staples Distribution & Retail	3.2%
Health Care Equipment & Supplies	3.1%
Life Sciences Tools & Services	3.0%
Total Investments	100.0%

See notes to consolidated financial statements.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

(in thousands, except share and per share amounts)

Note 1. Organization

SLR Secured Specialty Lending Fund (the “Company”, “us” or “we”) was formed on May 8, 2026 as a Delaware statutory trust and is an externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is non-exchange traded and is a perpetual-life BDC. Furthermore, as the Company is an investment company, it applies the guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company is required to comply with certain regulatory requirements. On July 29, 2026, SLR Secured Lending Partners, LLC (“SLR Secured Lending Partners” or “Initial Member”) provided the Company with its initial seed capital of $1 and received 40 common shares of the Company (“Shares”). On September 29, 2026, the Company commenced operations with the sale of 6,000,000 common shares for $150,000 to an unaffiliated third-party and on September 30, 2026, the initial 40 shares issued to the Initial Member were cancelled. The Company is managed by SLR Secured Lending Partners (“Adviser”) and SLR Capital Management, LLC (“Administrator”) provides certain administrative and coordination services to the Company. The fiscal year end of the Company is December 31.

The Company’s investment objective is to deliver steady quarterly income-driven returns across economic cycles while preserving capital. The Company will construct a specialty finance private credit portfolio, consisting primarily of directly originated, senior secured loans to primarily U.S. based middle market companies across four differentiated specialty finance investment strategies: (i) senior secured asset-based loans (primarily first lien) to companies with high-quality receivables, inventory, and other short-term assets (“ABL”); (ii) senior secured asset-based loans to commercial finance companies (“Lender Finance”); (iii) first lien senior secured floating rate loans and other flexible financing solutions to primarily U.S. based late stage, multi-product bio pharma/medical device companies (“Life Science Finance,” and, collectively, with ABL and Lender Finance, “Specialty Finance”); and (iv) opportunistic senior secured first lien loans to sponsor-backed middle-market companies based on cash flows generated by the borrower predominantly in healthcare as well as selective non-cyclical industries (“Sponsor Finance”) and other opportunistic investments such as participation alongside other funds managed by SLR in portfolio acquisitions and/or increases in the Company’s exposure to one or more of its core strategies (collectively, with Sponsor Finance, “Opportunistic Investments”).

Note 2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal period ending on December 31, 2026.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of consolidated financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a) Investment transactions are accounted for on the trade date.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

(b) Rule 2a-5 under the 1940 Act addresses the fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The Company complies with Rule 2a-5’s valuation requirements. We expect to determine our NAV on the last day of each calendar month. We will report our NAV within 20 business days of the last day of such period.

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

It is anticipated that readily available market quotations will not be obtainable for many of the Company’s assets and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.

Under procedures established by the Board, we value investments, including certain senior secured debt, subordinated debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available and deemed to represent fair value under GAAP, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker or a primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are deemed not to represent fair value, we may utilize independent third-party valuation firms to assist us in determining the fair value of material assets. Accordingly, such investments go through our multi-step valuation process as described below. In each such case, independent valuation firms, that may from time to time be engaged by the Board, consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations. Debt investments with maturities of 60 days or less will each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Adviser, does not represent fair value, in which case such investments will be valued at fair value as determined in good faith by or under the direction of the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Board. Such determination of fair values involves subjective judgments and estimates.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value under GAAP, the Board has approved a multi-step valuation process in connection with each determination of net asset value, as described below:

1. our valuation process in connection with each NAV determination begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

2. preliminary valuation conclusions are then documented and discussed with senior management of the Adviser;

3. independent valuation firms engaged by the Board conduct independent appraisals and review the Adviser’s preliminary valuations and make their own independent assessment for all material assets;

4. the audit committee of the Board reviews the preliminary valuation of the Adviser and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm, if any, to reflect any comments; and

5. the Board discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Adviser, the respective independent valuation firm, if any, and the audit committee.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

The valuation principles set forth above may be modified from time to time, in whole or in part, as determined by the Board in its sole discretion.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with Accounting Standards Codification Topic No. 820, “Fair Value Measurement” (“ASC Topic 820”), certain investments that qualify as investment companies in accordance with Accounting Standards Codification Topic No. 946, “Financial Services - Investment Companies,” may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the period ended September 30, 2026, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized, and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income, as well as management fees and other fee income for services rendered, if any, are recorded as other income when earned.

(e) The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f) Book and tax basis differences relating to shareholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

(g) Distributions to shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries (such as SLR Secured Specialty Lending Fund SPV LLC) and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i) The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j) In accordance with ASC 835-30, the Company reports origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

(k) The Company capitalizes expenses directly related to applicable equity offerings as a deferred offering charge and amortizes them to expense on a straight-line basis over 12 months from the commencement of operations, in accordance with ASC 946-20-25.

(l) Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(m) The Company records expenses directly related to its organization as incurred.

(n) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Pursuant to the Investment Management Agreement, we have entered into with the Adviser, we intend to pay the Adviser certain management and incentive fees as compensation for the investment advisory and management services it provides to the Company thereunder.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

We will pay our Adviser an asset-based fee (the “Management Fee”) for management services, which will be calculated monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month and payable on a quarterly basis. For purposes of the Investment Management Agreement, net assets means our total assets less liabilities, determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which we have operations, net assets will initially be measured as our net assets as of commencement of operations, appropriately adjusted for the first period after closing if less than a full month. The Adviser has agreed to waive Management Fees through March 31, 2027. Fees waived pursuant to the above are not subject to recoupment by the Adviser.

Incentive Fee. We will pay our Adviser incentive fees (the “Incentive Fees”) as set forth below. The Incentive Fees will consist of two parts that are independent of each other, with the result that one component may be payable even if the other is not.

Investment Income Incentive Fee. The first part (the “Investment Income Incentive Fee”) will be calculated and payable on a quarterly basis, in arrears, and will equal 12.5% of “pre-Incentive Fee net investment income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.25% (i.e., 5.0% annualized) (the “Hurdle Rate”) measured on a quarterly basis with a “catch-up” feature. The “catch-up” feature will allocate to our Adviser 100% of the dollar amount of the ”pre-Incentive Fee net investment income” with respect to that portion of such ”pre-Incentive Fee net investment income”, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.43% (i.e., 5.72% annualized). The ”catch-up” is meant to provide our Adviser with approximately 12.5% of our “pre-Incentive Fee net investment income” as if a Hurdle Rate did not apply if the net investment income exceeds 1.43% in any calendar quarter. Once the Hurdle Rate is reached and the ”catch-up” is achieved, 12.5% of all ”pre-Incentive Fee net investment income” thereafter will be allocated to our Adviser. The Investment Income Incentive Fee will also be payable upon termination of the Investment Management Agreement. The calculation of the Investment Income Incentive Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

“Pre-Incentive Fee net investment income” means dividends, cash interest or other distributions or other cash income and any third-party fees received from Portfolio Investments (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance) accrued during the quarter, minus operating expenses for the quarter (including the Management Fee, taxes, any expenses payable under the Investment Management Agreement and the Administration Agreement with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding Incentive Fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee net investment income includes, in the case of Portfolio Investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Capital Gains Incentive Fee. The second part of the incentive fee (the “Capital Gains Incentive Fee”) will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Management Agreement) in an amount equal to 12.5% of realized capital gains, if any, determined on a cumulative basis from the Commencement Date through the end of such calendar year (or upon termination of the Investment Management Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Commencement Date through the end of such calendar year (or upon termination of the Investment Management Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees for all prior periods.

We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to our Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Management Agreement be in excess of the amount permitted by the Advisers Act.

For the period ended September 30, 2026, the Company incurred $10 in Management Fees and $0 in Incentive Fees. For the period ended September 30, 2026, $10 of Management Fees were waived.

Expenses of our Adviser. All investment professionals of our Adviser and their respective staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by our Adviser and not by us.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Other than expenses borne by our Adviser, we will bear all costs and expenses incurred in connection with our organization, offerings, and operations.

Expense Limitation and Reimbursement Agreement. We have entered into an expense limitation and reimbursement agreement with our Adviser (the “Expense Limitation Agreement”), which was effective upon the first closing on September 29, 2026. Pursuant to the Expense Limitation Agreement, we will pay all of our Other Operating Expenses (as defined below) to the extent such Other Operating Expenses do not exceed 1.00% (on an annualized basis) of our NAV. Other Operating Expenses in excess of this amount will be paid by our Adviser (a “Required Expense Payment”), on a quarterly basis.

Our Adviser may elect to pay certain additional expenses on our behalf (“Voluntary Expense Payments” and, together with Required Expense Payments, “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or our shareholder servicing and/or distribution fees.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to our Adviser as reimbursement for Expense Payments previously paid on our behalf by our Adviser (a “Reimbursement Payment”); provided that no Reimbursement Payment will be made to our Adviser more than three years after the date of the corresponding Expense Payment. No Reimbursement Payment for any quarter will be made if our Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of our net asset value.

Board of Trustees. Overall responsibility for oversight of our activities rests with our board of trustees (“Board”), which will initially consist of six trustees, a majority of whom will not be “interested persons” of us, as such term is defined under the 1940 Act (the “Independent Trustees”).

Placement Agent. We have engaged J.P. Morgan Securities LLC and/or its affiliates (“JPM”) to refer potential investors to us. JPM will not receive placement fees from us, but will receive fees from the Adviser and directly from investors.

The Company has also entered into an administration agreement (the “Administration Agreement”) with the Administrator under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the period ended September 30, 2026, the Company recognized expenses under the Administration Agreement of $0. For the period ended September 30, 2026, the Company recognized a Required Expense Payment of $554. No managerial assistance fees were accrued or collected for the period ended September 30, 2026.

Note 4. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)
Quoted prices for similar assets or liabilities in active markets;
b)
Quoted prices for identical or similar assets or liabilities in non-active markets;
c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability; and
d)
Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3).

Gains and losses for assets and liabilities categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following table presents the balances of assets measured at fair value on a recurring basis, as of September 30, 2026:

Fair Value Measurements

As of September 30, 2026

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$134,788	$134,788
Total Investments	$—	$—	$134,788	$134,788

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the period ended September 30, 2026, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2026:

	Bank Debt/Senior Secured Loans	Total
Fair value, July 29, 2026	$—	$—
Total gains or losses included in earnings:
Net realized gain (loss)	—	—
Net change in unrealized gain (loss)	—	—
Purchase of investment securities	134,788	134,788
Proceeds from dispositions of investment securities	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, September 30, 2026	$134,788	$134,788
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2026 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2026	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$134,788	Income Approach	Market Yield	9.0% - 15.0% (10.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets. Generally, an

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

increase in market yields may result in a decrease in the fair value of certain of the Company’s investments. Weighted averages in the above tables are calculated based on fair value of the underlying assets.

Note 5. Debt

As of September 30, 2026, the Company has no debt facilities.

Note 6. Commitments and Contingencies

The Company had unfunded debt commitments to various revolving and delayed-draw term loans. The total amount of these unfunded commitments as of September 30, 2026 was $20,161, comprised of the following:

September 30, 2026
Wilbur-Ellis Holdings II, LLC	$5,081
Treace Medical Concepts, Inc.	4,419
ReFocus Management Services, LLC	3,407
Ardelyx, Inc.	3,287
Pinnacle Fertility, Inc.	1,600
CVAUSA Management, LLC	927
Exactcare Parent, Inc.	461
Western Veterinary Partners LLC	461
Alkeme Intermediary Holdings, LLC	321
World Insurance Associates, LLC	197
Total Commitments	$20,161

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

In the normal course of our business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities. As of September 30, 2026, we held no such contracts.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

Note 7. Capital Share Transactions

The Company has the authority to issue an unlimited number of common shares at $0.001 par value per share.

Transactions in capital stock were as follows for the period ended September 30, 2026:

For the period July 29, 2026 (inception) to September 30, 2026*
Shares at beginning of period	—
Shares sold	6,000,040
Shares cancelled	(40)
Shares issued and outstanding at end of period	6,000,000

* Commencement of operations occurred on September 29, 2026

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period ended September 30, 2026:

	For the period July 29, 2026 (inception) to September 30, 2026*
Per Share Data: (a)
Net asset value, beginning of period	$25.00
Net investment loss	—
Net realized and unrealized gain (loss)	—
Net decrease in net assets resulting from operations	—
Net asset value, end of period	$25.00
Total Return (b)(c)	0.00%
Net assets, end of period	$149,992
Shares outstanding, end of period	6,000,000
Ratios to average net assets (c):
Net investment loss	(0.01%)
Operating expenses	0.01%	**
Interest and other credit facility expenses	—%
Total expenses	0.01%	**
Average debt outstanding	$—
Portfolio turnover ratio	—%

* Commencement of operations occurred on September 29, 2026

(a)
Calculated using the average shares outstanding method. Per share data is based on the 6,000,000 shares outstanding as of September 30, 2026, and exclude the 40 seed shares, which were cancelled on September 30, 2026.
(b)
Calculated as the change in net asset value (“NAV”) per share during the period plus distributions declared per share, divided by the beginning NAV per share. Total return does not include a sales load.
(c)
Not annualized for periods less than one year.

** The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of the

SLR SECURED SPECIALTY LENDING FUND

Notes to Consolidated Financial Statements (unaudited) (continued)

September 30, 2026

(in thousands, except share and per share amounts)

expense limitation and management fee waiver (see note 3). For the period ended September 30, 2026, the ratios of both operating expenses and total expenses would be 0.38% without the expense limitation and management fee waiver.

Note 9. Segment Reporting

The Company operates as a single reporting segment and derives its revenue from providing comprehensive financing solutions primarily to middle market borrowers in the United States through direct cash flow lending or specialty finance instruments. The
Company has identified its co-Chief Executive Officers as the Chief Operating Decision Makers (the “CODMs”). The CODMs review all significant segment expenses on the Consolidated Statements of Operations and uses net investment income to evaluate the performance of the Company and to determine distributions. Additionally, the CODMs use net asset value per share to determine capital adequacy of the Company. All metrics are used to ultimately allocate resources to the Company as needed.

The accounting policies used to measure the revenue and expenses of the segment are the same as those described in Note 2.

Note 10. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 1, 2026, the Company sold unregistered shares, as shown below (with the final number of shares being determined on October 28, 2026). The offer and sale of the shares was in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. 92,288 Class I shares were sold for a total consideration of $2,307. 1,512,200 Class F shares were sold for a total consideration of $37,805. 400,000 Class D shares were sold for a total consideration of $10,000. In total across all share classes, 2,004,488 shares were sold at a price of $25.00 per share, for net proceeds of $50,112. The sale of shares shown above was made pursuant to subscription agreements entered into by the Company and the purchasers thereof. The Company relied, in part, upon representations from the purchasers in the subscription agreements that each purchaser was an accredited investor (as defined in Regulation D under the Securities Act) and/or Non-U.S. Person (as defined in Regulation S under the Securities Act).

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

SLR Secured Specialty Lending Fund:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Secured Specialty Lending Fund (and subsidiary) (the Company), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations, changes in net assets, and cash flows for the period July 29, 2026 (inception) to September 30, 2026, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

November 3, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•
our future operating results, including our ability to achieve objectives;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the impact of any protracted decline in the liquidity of credit markets on our business;
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•
changes in import/export regulations;
•
the ability of our portfolio companies to achieve their objectives;
•
the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•
market conditions and our ability to access alternative debt markets and additional debt and equity capital;
•
our expected financings and investments;
•
the adequacy of our cash resources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of SLR Secured Lending Partners, LLC (the “Adviser” or “SLR”) to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the ability of the Adviser to adequately allocate investment opportunities among the Company and the Adviser’s other advisory clients;
•
any conflicts of interest posed by the structure of the management fee and incentive fee to be paid to the Adviser;
•
changes in political, economic or industry conditions, relations between the United States, Iran, Russia, Ukraine and other nations, the interest rate environment or conditions affecting the financial and capital markets;
•
the escalating conflicts and various social and political circumstances in the U.S., the Middle East and other parts of the world;
•
the impact of geopolitical conditions on our portfolio companies and on the industries in which we invest;
•
changes in the general economy, a slowing economy, inflation, risk of recession and risks in respect of a failure to increase the U.S. debt ceiling or government shutdown and uncertainty surrounding the financial and political stability of the United States and other countries; and
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chains and operations.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•
the risks, uncertainties and other factors we identify in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”).

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

SLR Secured Specialty Lending Fund (the “Company,” “we,” “us” or “our”) was formed as a statuatory trust under the laws of the State of Delaware on May 8, 2026 as an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, RIC asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Adviser serves as the Company’s investment adviser pursuant to an investment management agreement with the Company (as amended, restated or otherwise modified from time to time, the “Investment Management Agreement”). Subject to the overall supervision of the Company’s Board of Trustees (the “Board”), the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

The Company’s investment objective is to deliver steady quarterly income-driven returns across economic cycles while preserving capital. The Company intends to construct a specialty finance private credit portfolio, consisting primarily of directly originated, senior secured loans to primarily U.S. based middle market companies across four differentiated specialty finance investment strategies: (i) senior secured asset-based loans (primarily first lien) to companies with high-quality receivables, inventory, and other short-term assets (“ABL”); (ii) senior secured asset-based loans to commercial finance companies (“Lender Finance”); (iii) first lien senior secured floating rate loans and other flexible financing solutions to primarily U.S. based late stage, multi-product bio pharma/medical device companies (“Life Science Finance,” and, collectively, with ABL and Lender Finance, “Specialty Finance”); and (iv) opportunistic senior secured first lien loans to sponsor-backed middle-market companies based on cash flows generated by the borrower predominantly in healthcare as well as selective non-cyclical industries (“Sponsor Finance”) and other opportunistic investments such as participation alongside other funds managed by SLR in portfolio acquisitions and/or increases in the Company’s exposure to one or more of its core strategies (collectively, with Sponsor Finance, “Opportunistic Investments”). Under normal market conditions, the Company generally invests at least 80% of its total assets (net assets plus borrowings for investment purposes) in secured debt investments, or instruments that provide investment exposure to secured debt investments. Pursuant to Rule 35d-1 under the 1940 Act, we may not change our investment strategy with respect to 80% of our total assets without 60 days’ prior notice to shareholders.

Recent Developments

On October 1, 2026, the Company sold unregistered shares, as shown below (with the final number of shares being determined on October 28, 2026). The offer and sale of the shares was in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. 92,288 Class I shares were sold for a total consideration of $2.3 million. 1,512,200 Class F shares were sold for a total consideration of $37.8 million. 400,000 Class D shares were sold for a total consideration of $10.0 million. In total across all share classes, 2,004,488 shares were sold at a price of $25.00 per share, for net proceeds of $50.1 million. The sale of shares shown above was made pursuant to subscription agreements entered into by the Company and the purchasers thereof. The Company relied, in part, upon representations from the purchasers in the subscription agreements that each purchaser was an accredited investor (as defined in Regulation D under the Securities Act) and/or Non-U.S. Person (as defined in Regulation S under the Securities Act).

Revenues

The Company generates revenue primarily in the form of interest income from the securities it holds and capital gains, if any, on investment securities that it may sell. Our debt investments typically bear interest at a floating rate usually determined on the basis of a benchmark Secured Overnight Financing Rate (“SOFR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly. We may also generate revenue in the form of commitment, origination, structuring fees, and fees for providing managerial assistance.

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation):

• the cost of our organization and share offerings;
• the cost of calculating our net asset value, including the cost of any third-party valuation services;
• the cost of effecting sales and repurchases of our shares and other securities;
• interest payable on debt, if any, to finance our investments;
• fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;
• transfer agent and custodial fees;
• fees and expenses associated with marketing efforts;
• federal and state registration fees;
• federal, state and local taxes;
• independent trustees’ fees and expenses;
• brokerage commissions;
• fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
• direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
• fees and expenses associated with independent audits and outside legal costs;
• costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and
• all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement (as defined below) that will be based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During the period ended September 30, 2026, we invested $134.8 million across 16 portfolio companies. No investments were sold or prepaid during the period ended September 30, 2026.

At September 30, 2026, our portfolio consisted of 16 portfolio companies and was invested 100% directly in senior secured loans, measured at fair value.

At September 30, 2026, 100% of our income producing investment portfolio was floating rate, measured at fair value.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods covered by such consolidated financial statements. Actual results could materially differ from those estimates, which the Company evaluates on an ongoing basis. The Company has identified the following items as critical accounting policies. The Company will disclose these and any other critical accounting policies in the notes to its future consolidated financial statements.

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act addressing fair valuation of fund investments. The rule sets forth requirements for good faith determinations of fair value, as well as for the performance of fair value determinations, including related oversight and reporting obligations. The rule also defines “readily available market quotations” for purposes of the definition of “value” under the 1940 Act, and the SEC noted that this definition will apply in all contexts under the 1940 Act. The Company complies with the Rule 2a-5 valuation requirements.

The Company conducts the valuation of its assets, pursuant to which the Company’s net asset value (the “NAV”) is determined, at all times consistent with GAAP and the 1940 Act. The Board will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services, as applicable; (5) oversee the reporting required by Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 2a-5.

It is anticipated that in respect of many of the Company’s assets, readily available market quotations will not be obtainable and that such assets will be valued at fair value. A market quotation is readily available for a security only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. If the Company anticipates using a market quotation for a security, it will also monitor for circumstances that may necessitate the use of fair value, such as significant events that may cause concern over the reliability of a market quotation.

For purposes of calculating the NAV, the Company’s assets will generally be valued as described in Note 2(b) to the Company’s consolidated financial statements.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Leverage

The Company is required to comply with the asset coverage requirements of the 1940 Act. The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio both on a recourse and non-recourse basis (including and potentially through guarantees, derivatives, forward commitments and reverse repurchase agreements), but will not exceed the maximum amount permitted by the 1940 Act. The Company is generally permitted, under specified conditions, to issue senior securities in amounts such that the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such issuance. In connection with the organization of the Company, the Adviser, as the initial shareholder, has authorized the Company to adopt the 150% asset coverage ratio. In connection with their subscriptions for shares, our shareholders are required to acknowledge the Company’s ability to operate with an asset coverage ratio that may be as low as 150%. The Company (either directly or through a wholly-owned subsidiary) is permitted to borrow under a commitment-based subscription credit facility and/or a revolving credit facility that is secured by the Company’s assets and, as a result, the Company will be exposed to the risks of leverage, which may be considered a speculative investment technique. See “Financial Condition, Liquidity and Capital Resources — Debt” below for more information regarding the Company’s commitment-based subscription credit facility. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to the Adviser, will be borne by our shareholders. As of September 30, 2026, the Company had no senior securities.

Subsidiaries

We expect that any wholly-owned subsidiaries through which we make investments will be organized as corporations or limited liability companies and will not be registered under the 1940 Act. Such subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy-remote characteristics. The Board has oversight responsibility for the Company’s investment activities, including the Company’s investment in subsidiaries, and the Company’s role as sole stockholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary would follow the same compliance policies and procedures as the Company. The Company would “look through” any such subsidiary to determine compliance with its investment policies, and would generally expect to consolidate any such wholly-owned subsidiary for purposes of the Company’s financial statements and compliance with the 1940 Act. Furthermore, the Company intends to comply with the current requirements under the Code and U.S. Treasury regulations for income derived from the Company’s investment in the subsidiary to be treated as “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Taxation as a Regulated Investment Company

The Company intends to elect to be treated as a RIC under Subchapter M of the Code and intends to qualify for taxation as a RIC annually. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to shareholders as dividends. In order to qualify for taxation as a RIC, the Company is required, among other things, to be diversified at each quarter end and to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. There is no guarantee the Company will be able to maintain its status as a RIC. Depending on the level of taxable income earned in a given tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) recently issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

Results of Operations

Results are shown below for the period July 29, 2026 (inception) through September 30, 2026:

Investment Income

For the period ended September 30, 2026, gross investment income totaled $0.

Expenses

Expenses totaled $572 thousand for the period ended September 30, 2026 of which $10 thousand, respectively, consisted of management fees, of which $10 thousand of such management fees were waived and $554 thousand was subject to the expense limitation. Administrative services, organization and other general and administrative expenses totaled $562 thousand for the period ended September 30, 2026. Expenses generally consist of management fees, administration fees, performance-based incentive fees, administrative services fees, insurance, legal expenses, trustees’ expenses, audit and tax expenses and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Loss

The Company’s net investment loss totaled $8 thousand, or $0.00 per average share for the period ended September 30, 2026.

Net Realized Gain (Loss)

The Company’s investment sales and prepayments for the period ended September 30, 2026 were $0. Net realized gain over the same period was $0.

Net Change in Unrealized Gain (Loss)

For the period ended September 30, 2026, net change in unrealized gain (loss) on the Company’s assets totaled $0.

Net Decrease in Net Assets Resulting from Operations

For the period ended September 30, 2026, the Company had a net decrease in net assets resulting from operations of $8 thousand. For the same period, net loss per average share was $0.00.

Financial Condition, Liquidity and Capital Resources

Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio RIC diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our shareholders.

Equity

During the period July 29, 2026 (inception) to September 30, 2026, on a net basis, the Company sold and issued 6,000,000 shares at an average price of $25.00 per share, for net proceeds of $150.0 million.

Debt

None.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose are excluded for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2026.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments: an investment advisory and management agreement (the “Investment Management Agreement”), pursuant to which the Investment Adviser has agreed to serve as our investment adviser, and an administration agreement (the “Administration Agreement”), pursuant to which the Administrator has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Management Agreement are equal to (1) a percentage of the value of our net assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days written notice to the other. See Note 3 to our Consolidated Financial Statements.

A summary of our significant contractual payment obligations is as follows as of September 30, 2026:

Payments due by Period as of September 30, 2026 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facilities (1)	$—	$—	$—	$—	$—

(1)
At September 30, 2026, we had no credit facilities.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement. Any new investment advisory agreement would also be subject to approval by our shareholders.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loans or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2026:

September 30, 2026
(in millions)
Wilbur-Ellis Holdings II, LLC	$5.1
Treace Medical Concepts, Inc.	4.4
ReFocus Management Services, LLC	3.4
Ardelyx, Inc.	3.3
Pinnacle Fertility, Inc.	1.6
CVAUSA Management, LLC	0.9
Exactcare Parent, Inc.	0.5
Western Veterinary Partners LLC	0.5
Alkeme Intermediary Holdings, LLC	0.3
World Insurance Associates, LLC	0.2
Total Commitments	$20.2

The credit agreements governing the above loan commitments contain customary lending provisions and/or are subject to the respective portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2026, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

Distributions

Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to shareholders will generally be from accumulated net investment income, net realized capital gains or non-taxable return of capital, if any, as applicable.

We intend to elect to be treated as a RIC under Subchapter M of the Code and intend to qualify for taxation as a RIC annually. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to shareholders, income from origination, structuring and closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly distributed to shareholders.

Related Parties

We have entered into the Investment Management Agreement with the Adviser pursuant to which we pay management fees, administrative coordinator fees and incentive fees to the Adviser.

Michael Gross, our Chairman, Co-Chief Executive Officer and President and Bruce Spohler, our Co-Chief Executive Officer, Chief
Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Adviser. In addition, Shiraz Kajee, our Chief Financial Officer and Treasurer serves as the Chief Financial
Officer for the Adviser and Guy Talarico, our Chief Compliance Officer and Secretary, serves as Partner, General Counsel and Chief
Compliance Officer for the Adviser. The Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry, and SLR Private Credit BDC II LLC, an unlisted BDC focused on first lien senior secured floating rate loans. In addition, Mr. Gross, our Chairman, Co-Chief Executive Officer and President, Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, Mr. Kajee, our Chief Financial Officer and Treasurer, and Mr. Talarico, our Chief Compliance Officer and Secretary, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC, SLR HC BDC LLC and SLR Private Credit BDC II LLC.

The Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order (the “Order”) that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions. If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its shareholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, trustees and members of the Adviser.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and trustees. Our officers and trustees also remain subject to the duties imposed by both the 1940 Act and the Delaware Statuatory Trust Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to interest rates, inflationary pressures, risks in respect of a failure to increase the U.S. debt ceiling, a downgrade in the U.S. credit rating or a prolonged government shutdown, the war between Ukraine and Russia, the ongoing war in the Middle East and other geopolitical risk and the U.S. government’s recent enactments and proposals to enact substantial tariffs introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In a low interest rate environment, including a reduction of SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the period ended September 30, 2026, certain investments in our investment portfolio had floating interest rates. These floating rate investments were primarily based on floating SOFR and typically have durations of one to nine months after which they reset to current market interest rates. Additionally, some of these investments have floors. In the future, the Company may have revolving credit facilities that are generally based on floating SOFR. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent decrease in SOFR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately eighteen cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2026 and no new defaults by portfolio companies, a hypothetical one percent increase in SOFR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately twenty cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2026, we had no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in SOFR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.18)	$0.20

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded, as of September 30, 2026, that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our consolidated subsidiary are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiary. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the September 11, 2026 filing of our registration statement on Form 10, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2026 to the risk factors discussed in “Risk Factors” in the September 11, 2026 filing of our registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities other than those already disclosed in certain Form 8-Ks filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)
3.2	Amended and Restated Declaration of Trust(2)
3.3	Form of Bylaws(2)
10.1	Form of Investment Management Agreement by and between SLR Secured Specialty Lending Fund and SLR Secured Lending Partners, LLC(2)
10.2	Form of Subscription Agreement(2)
19.1	Joint Code of Ethics and Insider Trading Policy*
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

** Furnished herewith.

(1)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56862) filed with the SEC on July 14, 2026.
(2)
Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56862) filed with the SEC on August 11, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2026.

SLR SECURED SPECIALTY LENDING FUND

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer (Principal Financial and Accounting Officer)